Form 10-Q
period 1997-09-30
MAY LIMITED PARTNERSHIP 1984-1
filed 1997-11-13
CIK 757525

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
   [x]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

  [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                         Commission File Number 2-89194


                         MAY DRILLING PARTNERSHIP 1984-1
                         MAY LIMITED PARTNERSHIP 1984-1
             (Exact name of registrant as specified in its charter)



                                                                      75-1973664
              Texas                                                   75-1973661
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

  4582 South Ulster Street Parkway
           Suite 1700
         Denver, Colorado                                                  80237
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (303) 850-7373

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


                         MAY DRILLING PARTNERSHIP 1984-1
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                          September 30,           December 31,
                                                                                1997                     1996



ASSETS

Investment in
     May Limited Partnership 1984-1                                          $179                     $267
                                                                              ===                      ===



PARTNERS' CAPITAL

Partners' Capital                                                            $179                     $267
                                                                              ===                      ===






NOTE: The statements of operations and cash flows for May Drilling Partnership 1984-1 are not presented because such information is equal to the limited partner's share of such activity as presented in the May Limited Partnership 1984-1 financial statements. The May Drilling Partnership carries its investment in May Limited Partnership 1984-1 on the equity method. The May Limited Partnership 1984-1 financial statements should be read in conjunction with these balance sheets.



















                    The accompanying note is an integral part
                          of the financial statements.



                         MAY LIMITED PARTNERSHIP 1984-1
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                                  September 30,         December 31,

                                                                                      1997               1996
                                                                                      -----              ----



ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                                      $    204           $    265
     Accrued oil and gas sales                                                           129                212
     Due from affiliate                                                                   63                 75
                                                                                         ---                ----
              Total                                                                      396                552
                                                                                         ---                ---

OIL AND GAS PROPERTIES, using the full cost method
     of accounting                                                                     8,111              8,064

         Less accumulated depletion                                                    (8,085)            (8,064)
                                                                                       -----               ------
              Net oil and gas properties                                                  26
                                                                                       -----               ------


TOTAL ASSETS                                                                        $    422           $    552
                                                                                       =====            =======



LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                       $     10           $     11
                                                                                     -------            -------

PARTNERS' CAPITAL

     General partner                                                                     233                274
     Limited partner                                                                     179                267
                                                                                         ---                ----
              Total                                                                      412                541
                                                                                         ---                ---


TOTAL LIABILITIES AND PARTNERS' CAPITAL                                             $    422           $    552
                                                                                      ========          =======
















                    The accompanying note is an integral part
                          of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-1
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                     For the Three Months Ended September 30,

                                                                           1997                       1996
                                                                           -----                      ----



    REVENUES
         Oil revenue                                                   $     83                     $    129
         Gas revenue                                                        122                          170
         Interest                                                             3                            2
                                                                            ---                          ----

                  Total                                                     208                          301
                                                                            ---                          ---



    COSTS AND EXPENSES

         Lease operating                                                      6                            4
         Production taxes                                                    14                           21
         General and administrative                                           8                            7
         Depletion                                                           12                            7
         Professional services and other                                      2                            2
                                                                           ----                          ---

                  Total                                                      42                           41
                                                                            ---                          ---


    NET INCOME                                                         $    166                     $    260
                                                                        =======                      =======



    ALLOCATION OF NET INCOME:

         General Partner                                              $      64                    $      98
                                                                       ========                     ========

         Limited Partner                                               $    102                     $    162
                                                                        =======                      =======



             Per initial $1,000 limited
                  partner investment unit                               $ 18.99                      $ 30.16
                                                                         ======                       ======



             Weighted average initial $1,000 limited partner
                  investment units outstanding                            5,371                        5,371
                                                                          =====                       ======












                    The accompanying note is an integral part
                          of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-1
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                         For the Nine Months Ended September 30,

                                                                                1997                    1996
                                                                                -----                   ----



REVENUES

     Oil revenue                                                             $    252                  $    370
     Gas revenue                                                                  383                       626
     Interest                                                                       9                         8
     Other                                                                          6
                                                                                  ----                    ------

              Total                                                               650                     1,004
                                                                                  ---                     -----

COSTS AND EXPENSES

     Lease operating                                                               22                        14
     Production taxes                                                              43                        63
     General and administrative                                                    22                        28
     Depletion                                                                     21                         7
     Professional services and other                                               9                          7
                                                                                 ----                       ---

              Total                                                               117                       119
                                                                                  ---                       ---


NET INCOME                                                                   $    533                 $     885
                                                                              =======                  ========

ALLOCATION OF NET INCOME:

     General Partner                                                         $    205                 $     331
                                                                              =======                  ========

     Limited Partner                                                         $    328                 $     554
                                                                              =======                  ========



         Per initial $1,000 limited
              partner investment unit                                         $ 61.07                   $103.15
                                                                               ======                    ======



         Weighted average initial $1,000 limited partner
              investment units outstanding                                      5,371                     5,371
                                                                                =====                     =====











                    The accompanying note is an integral part
                          of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-1
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                             For the Nine Months Ended September 30,

                                                                                   1997                        1996
                                                                                   -----                       ----

OPERATING ACTIVITIES:

     Net income                                                                  $    533                   $    885
     Adjustment to  reconcile  net  income  to net cash  provided  by  operating activities:

              Depletion                                                               21                           7
                                                                                      --                          --

                  Cash from operations before working
                      capital changes                                                 554                        892

     Changes in assets and liabilities provided (used) cash:
              Accrued oil and gas sales                                                83                         (1)
              Due from affiliate                                                       12                        (50)
               Accounts payable and accrued liabilities                                (1)                        (6)
                                                                                       ---                       -----
                  Net cash provided by operating activities                           648                        835
                                                                                      ---                        ---

INVESTING ACTIVITIES:

     Additions to oil and gas properties                                              (47)                        (7)
                                                                                      ---                         --

FINANCING ACTIVITIES:

     Distributions to partners                                                       (662)                      (769)
                                                                                     -----                      -----

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                 (61)                        59


CASH AND CASH EQUIVALENTS:

     Balance, beginning of period                                                     265                        197
                                                                                      ---                        ---

     Balance, end of period                                                      $    204                   $    256
                                                                                  =======                    =======










                    The accompanying note is an integral part
                          of the financial statements.

                         MAY LIMITED PARTNERSHIP 1984-1
                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - GENERAL

The financial statements presented are those of May Limited Partnership 1984-1 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1996 Annual Report on Form 10-K.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash provided by operating activities totaled $648,000 for the nine months ended September 30, 1997 and $662,000 was distributed to partners. A distribution payable to partners of record as of September 30, 1997 was declared in October 1997. The distribution amount is $165,000, payable $103,000 to May Drilling Partnership 1984-1 partners and $62,000 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

Third Quarter 1997 Compared to the Third Quarter 1996

Oil Revenue

Oil revenue decreased $46,000 during the third quarter of 1997 as compared to the corresponding period in 1996 as the result of a decrease in production and a decrease in the average oil price. Oil production decreased 27% on the Freddie Aker #1 due to a decrease in the state allowable production limits as well as normal production declines. The average oil price decreased from $21.86 per barrel in 1996 to $19.24 per barrel in 1997.

Gas Revenue

Gas revenue decreased $48,000 during the third quarter of 1997 as compared to the corresponding period in 1996 due to a 28% decrease in production. The decrease in production is due to a decrease in the state allowable production limits as well as normal production declines. The average gas price increased slightly from $2.70 per mcf in 1996 to $2.71 per mcf in 1997.

Lease Operating

Lease operating expense increased $2,000 during the third quarter of 1997 as compared with the third quarter of 1996 due to increased maintenance activity on the Freddie Aker #1 well.

Production Taxes

Production taxes decreased $7,000 during the third quarter of 1997 as compared to the corresponding period in 1996 due to decreased production previously discussed.

General and Administrative

General and administrative expense increased $1,000 during the third quarter of 1997 as compared with the third quarter of 1996 as a result of an increase in the allocation of overhead from the general partner.

Depletion

Depletion expense increased $5,000 during the third quarter of 1997 as compared with the third quarter of 1996 due to increased capital costs during 1997.

Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996

The comparisons for the nine months ended September 30, 1997 and the nine months ended September 30, 1996 are consistent with those discussed in the third quarter 1997 compared to the third quarter of 1996 except for the following:

Oil Revenue

Oil revenue decreased $118,000 during the first nine months of 1997 as compared to the corresponding period in 1996 primarily due to a decrease in production, partially offset by a slight increase in the average oil price. The average oil price increased from $20.53 per barrel in 1996 to $20.56 per barrel in 1997. Oil production decreased 32% due to lower state allowable production limits and normal production declines.

Gas Revenue

Gas revenue decreased $243,000 during the first nine months of 1997 as compared to the corresponding period in 1996 primarily as the result of a decrease in production and a decrease in price. Gas production decreased 35% primarily due to lower state allowable production limits as well as normal production declines. The average gas price decreased from $3.09 per mcf in 1996 to $2.92 per mcf in 1997.

Other

Other income is comprised of insurance proceeds which reimbursed a portion of expense incurred in a prior period to settle certain litigation.

Professional Services and Other

Professional services and other expense increased $2,000 during the first nine months of 1997 as compared with the first nine months of 1996 primarily due to an increase in numerous miscellaneous expenses, none of which are individually significant.

PART II -  OTHER INFORMATION


ITEM 1  -  LEGAL PROCEEDINGS

              Reference is made to Item 8 - Note 4 of Form 10-K for the year ended December 31, 1996.


ITEM 2  -  CHANGES IN SECURITIES

              None.


ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

              None.


ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.


ITEM 5  -     OTHER INFORMATION

              None.


ITEM 6  -     EXHIBITS AND REPORTS ON FORM 8-K

              None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnerships have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                      MAY DRILLING PARTNERSHIP 1984-1
                                      MAY LIMITED PARTNERSHIP 1984-1

                                      By:     EDP OPERATING, LTD.,
                                              General Partner

                                              By:   HEPGP LTD.,
                                                    General Partner

                                              By:   HALLWOOD G. P., INC.,
                                                    General Partner



Date:  November 4,  1997                      By:    Robert S.Pfeiffer
                                             Robert S. Pfeiffer, Vice President
                                              (Principal Accounting Officer)