Form 10-Q
period 1998-06-30
MAY LIMITED PARTNERSHIP 1984-1
filed 1998-08-14
CIK 757525

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

MARK ONE
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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
                                   (Unaudited)
                                 (In thousands)



                                                                               June 30,                 December 31,
                                                                                  1998                      1997

ASSETS
Investment in May Limited Partnership 1984-1                                     $  77                     $ 188


PARTNERS' CAPITAL
Partners' Capital                                                                $  77                     $ 188






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



                         MAY LIMITED PARTNERSHIP 1984-1
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                      June 30,              December 31,
                                                                        1998                    1997

ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                          $   163                 $   221
    Accrued oil and gas sales                                               52                     127
    Due from affiliate                                                      31                      70
         Total                                                             246                     418

OIL AND GAS PROPERTIES, using the
    full cost method of accounting                                       8,112                   8,112
       Less accumulated depletion                                      ( 8,097)                  (8,091)
         Net oil and gas properties                                         15                      21

TOTAL ASSETS                                                           $   261                 $   439

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
    Accounts payable and accrued liabilities                         $       7                $     12

PARTNERS' CAPITAL
    General partner                                                        177                     239
    Limited partner                                                         77                     188
         Total                                                             254                     427

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                $   261                 $   439























                         MAY LIMITED PARTNERSHIP 1984-1
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                       For the Three Months Ended June 30,
                                                                        1998                      1997

REVENUES
   Gas revenue                                                       $     63                   $     94
   Oil revenue                                                             31                         65
   Interest                                                                 3                          3
    Other                                                                                              6
         Total                                                             97                        168

COSTS AND EXPENSES
   Lease operating                                                          7                          8
   Production taxes                                                         7                         12
   General and administrative                                               7                          7
   Depletion                                                                2                          9
   Professional services and other                                          2                          2
         Total                                                             25                         38

NET INCOME                                                           $     72                    $   130

ALLOCATION OF NET INCOME:

    General Partner                                                  $     29                   $     50

    Limited Partner                                                  $     43                   $     80

       Per initial $1,000 limited partner
         investment                                                   $  8.01                     $14.89

       Weighted average initial $1,000 limited
         partner investment units outstanding                           5,371                      5,371

















           The accompanying note is an integral part of the financial statements.



                         MAY LIMITED PARTNERSHIP 1984-1
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                       For the Six Months Ended June 30,
                                                                        1998                      1997

REVENUES
   Gas revenue                                                        $   151                    $   261
   Oil revenue                                                             74                        169
   Interest                                                                 6                          6
   Other                                                                                               6
         Total                                                            231                        442

COSTS AND EXPENSES
   Lease operating                                                         12                         16
   Production taxes                                                        16                         29
   General and administrative                                              14                         14
   Depletion                                                                6                          9
   Professional services and other                                          7                          7
         Total                                                             55                         75

NET INCOME                                                            $   176                    $   367

ALLOCATION OF NET INCOME:

    General Partner                                                  $     68                    $   141

    Limited Partner                                                   $   108                    $   226

       Per initial $1,000 limited partner
         investment                                                    $20.11                     $42.08

       Weighted average initial $1,000 limited
         partner investment units outstanding                           5,371                      5,371

















           The accompanying note is an integral part of the financial statements.



                         MAY LIMITED PARTNERSHIP 1984-1
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                       For the Six Months Ended June 30,
                                                                         1998                      1997

OPERATING ACTIVITIES:
    Net income                                                        $    176                  $    367
    Adjustment to reconcile net income to net
       cash provided by operating activities:
          Depletion                                                          6                         9

Changes in assets and liabilities provided (used) cash:
      Accrued oil and gas sales                                             75                        94
      Due from affiliate                                                    39                        75
      Accounts payable and accrued liabilities                              (5)                       (5)
      Due to affiliate                                                                                18
              Net cash provided by operating activities                    291                       558

INVESTING ACTIVITIES -
      Additions to oil and gas properties                                                            (44)

FINANCING ACTIVITIES -
      Distributions to partners                                           (349)                     (551)

NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                                       (58)                      (37)

CASH AND CASH EQUIVALENTS:
       Balance, beginning of period                                        221                       265

       Balance, end of period                                          $   163                   $   228




















                         MAY LIMITED PARTNERSHIP 1984-1
                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1    -   GENERAL

The financial statements presented are those of May Limited Partnership 1984-1 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1997 Annual Report on Form 10-K.


ITEM 2    -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash provided by operating activities totaled $291,000 for the six months ended June 30, 1998, and $349,000 was distributed to partners. A distribution payable to partners of record as of June 30, 1998 was declared in July 1998. The distribution amount is $94,000 payable $58,938 to May Drilling Partnership 1984-1 partners and $35,062 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

Second Quarter 1998 Compared to Second Quarter 1997

Gas Revenue

Gas revenue decreased $31,000 during the second quarter of 1998 as compared to the second quarter of 1997 due to a 36% decrease in production, partially offset by an increase in the average gas price. The decrease in production is due to increased rates of water production on the Freddie Aker #1 well in Louisiana. The average gas price increased from $2.49 per mcf in 1997 to $2.66 in 1998.

Oil Revenue

Oil revenues decreased $34,000 in the second quarter of 1998 as compared to the second quarter of 1997 as a result of a decrease in production and a decrease in the average oil price. Oil production decreased 31% on the Freddie Aker #1 well due to increased rates of water production on the well. The average oil price decreased from $19.38 per barrel in 1997 to $13.19 per barrel in 1998.

Other

Other income during 1997 is comprised of insurance proceeds which reimbursed a portion of expense incurred in a prior period to settle certain litigation.

Lease Operating

Lease operating expense decreased $1,000 during the second quarter of 1998 as compared to the second quarter of 1997 due to decreased maintenance activity on the Freddie Aker #1 well.

Production Taxes

Production taxes decreased $5,000 during the second quarter of 1998 as compared to the second quarter of 1997 due to decreased production previously discussed.

Depletion

Depletion expense decreased $7,000 during the second quarter of 1998 as compared to the second quarter of 1997 due to a decrease in the depletion rate resulting from lower production during 1998.

Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

The comparisons for the six months ended June 30, 1998 and the six months ended June 30, 1997 are consistent with those discussed in the second quarter 1998 compared to the second quarter of 1997 except for the following:

Gas Revenue

Gas revenue decreased $110,000 during the first six months of 1998 as compared to the corresponding period in 1997 due to a decrease in production and a decrease in price. Gas production decreased 33% due to increased rates of water production on the Freddie Aker #1 well. The average gas price decreased from $3.03 per mcf in 1997 to $2.62 per mcf in 1998.

Oil Revenue

Oil revenue decreased $95,000 during the first six months of 1998 as compared to the corresponding period in 1997 due to a decrease in production and a decrease in the average oil price. The average oil price decreased from $21.28 per barrel in 1997 to $14.00 per barrel in 1998. Oil production decreased 33% due to increased rates of water production on the Freddie Aker #1 well.

PART II - OTHER INFORMATION


ITEM 1 -     LEGAL PROCEEDINGS

             Reference is made to Item 8 - Note 4 of Form 10-K for the year ended December 31, 1997.


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

                                 MAY DRILLING PARTNERSHIP 1984-1
                                 MAY LIMITED PARTNERSHIP 1984-1

                                 By:  EDP OPERATING, LTD.,
                                      General Partner

                                      By:  HEPGP Ltd.,
                                           General Partner

                                      By:  HALLWOOD G. P., INC.,
                                           General Partner



Date:  August 10, 1998                By: /s/Thomas J. Jung
                                          Thomas J. Jung, Vice President
                                          (Principal Accounting Officer)